Form 10-K
period 1999-09-30
TOYOTA MOTOR CREDIT RECEIVABLES CORP
filed 1999-12-23
CIK 908599

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the period July 22, 1999 (date of formation) to September 30, 1999
                     --------------------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from                  to
                                      ---------------    ----------------
Commission file number:  333-76505
                         ---------

               TOYOTA AUTO RECEIVABLES 1999-A OWNER TRUST
               ------------------------------------------
          (Exact name of registrant as specified in its charter)

               California                                  33-0593804
-------------------------------------                  ------------------
    State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization                      Identification No.)

Toyota Motor Credit Receivables Corporation
        19001 South Western Avenue
           Torrance, California                              90509
-------------------------------------------            ------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (310) 787-1310
                                                       ------------------

Securities registered pursuant to section 12(b) of the Act:     None
                                                            -------------

Securities registered pursuant to Section 12(g) of the Act:      None
                                                           -------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes  X  No
                                                                    ---    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant is a trust with no voting securities outstanding.

                         Exhibit Index is on Page 7.

This Annual Report on Form 10-K is filed by Toyota Motor Credit Corporation ("TMCC") on behalf of the Toyota Auto Receivables 1999-A Owner Trust (the "Trust") pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended. This Annual Report on Form 10-K omits responses or responds in a modified fashion to certain Items required by Form 10-K in accordance with the responses of the Office of Chief Counsel, Division of Corporation Finance of the Securities and Exchange Commission, contained in a letter dated
November 5, 1993 and made orally to TMCC's counsel in response to TMCC's requests for exemptive relief from such reporting requirements.


PART I


ITEM 1.   BUSINESS.

Omitted.


ITEM 2.   PROPERTIES.

The Trust was formed on July 22, 1999 pursuant to a Pooling and Servicing Agreement (the "Agreement"), dated as of July 1, 1999, among Toyota Motor Credit Receivables Corporation as seller ("TMCRC" or the "Seller"), TMCC as servicer (the "Servicer"), and U.S. Bank National Association as trustee
(the "Trustee"). Pursuant to the Agreement, the Trust issued asset-backed notes (the "Notes") representing undivided fractional ownership interests in the Trust. The Notes consist of three classes of senior notes (the "Class A-1 5.365% Notes", "Class A-2 5.800% Notes" and "Class A-3 6.150% Notes") and two classes of subordinated notes ("Class B 6.300% Notes" and "Class C 6.700% Notes"). All classes of notes were registered and publicly offered and sold.

The assets of the Trust primarily include a pool of retail installment sales contracts (the "Receivables"), secured by new Toyota and Lexus and used Toyota, Lexus and other vehicles. The Trust's business activities include acquiring and holding the assets of the Trust, issuing the Notes and distributing proceeds to the Notes holders.

The following tables set forth information relating to Trust asset delinquency as of September 30, 1999 and net losses for the period from July 1, 1999 through September 30, 1999:

                                                   September 30, 1999
                                               --------------------------
                                                               Aggregate
                                               Contracts        Balances
                                               ---------      -----------

          Delinquent Contracts:

          (i)    31-60 Days Delinquent             1,109      $12,137,928
          (ii)   61-90 Days Delinquent                97       $1,030,373
          (iii)  Over 90 Days Delinquent              42         $484,310


                                                   September 30, 1999
                                               --------------------------
                                                  % of           % of
                                                               Aggregate
                                                Contracts       Balances
                                               Outstanding    Outstanding
                                               -----------    -----------
          Delinquency Rates:

          (i)   31-60 Days Delinquent                1.36%          1.44%
          (ii)  61-90 Days Delinquent                 .12%           .12%
          (iii) Over 90 Days Delinquent               .05%           .06%


                                                     Period Ending
                                                   September 30, 1999
                                               --------------------------
                                               Contracts         Amount
                                               ---------       ----------

          Aggregate Net Losses:                       53        $189,898


ITEM 3.   LEGAL PROCEEDINGS.

There is nothing to report with regard to this item.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There is nothing to report with regard to this item.

PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

The holder of record of all Notes as of September 30, 1999, was Cede & Co., the nominee of The Depository Trust Company ("DTC") in the United States. Direct participants active in the DTC system include Morgan Guaranty Trust Company of New York, Brussels & Belgium, as the nominee of the Euroclear System in Europe and Asia, Citibank N.A., as the nominee of Cedel Bank in Europe and Asia, and securities brokers and dealers, banks, trust companies and clearing corporations. The Notes are not listed on any securities exchange.

The Toyota Auto Receivables 1999-A Owner Trust issued and publicly offered the following five classes of securities covered by Registration Statement
No. 333-76505 (declared effective July 9, 1999): 5.365% Asset Backed Notes, Class A-1, $284,000,000 aggregate principal amount of 5.800% Asset Backed Notes, Class A-2, $334,093,000 aggregate principal amount of 6.150% Asset Backed Notes, Class A-3, $26,454,000 aggregate principal amount of 6.300% Asset Backed Notes, Class B and $14,429,000 aggregate principal amount of 6.700% Asset Backed Notes, Class C, pursuant to the Indenture. The aggregate offering prices of Class A-1, Class A-2, Class A-3, Class B and Class C Notes, expenses incurred and underwriting discounts, fees and commissions paid by the issuer through the date hereof (all of which were paid to unaffiliated third party service providers) are all as disclosed in the related Prospectus and Registration Statement.

Subject to the terms and conditions of the Underwriting Agreement relating to the Notes, TMCRC sold the principal amount of all Notes to Credit Suisse First Boston Corporation, Lehman Brothers Inc., Goldman, Sachs & Co., Merrill Lynch & Co., Pierce, Fenner & Smith Inc., Morgan Stanley & Co. Inc., Salomon Smith Barney Inc., and Bear, Stearns & Co. Inc.. The offering has terminated and all of the Notes have been sold.

The net proceeds received by TMCRC from the sale of the Notes was used to purchase the Receivables from TMCC pursuant to the Receivables Purchase Agreement and to fund the segregated trust account maintained by the Trustee for the benefit of the Note holders.


ITEM 6.   SELECTED FINANCIAL DATA.

Omitted.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Omitted.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Omitted.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There is nothing to report with regard to this item.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Omitted.


ITEM 11.  EXECUTIVE COMPENSATION.

Omitted.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Omitted.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Omitted.


PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Exhibits

The exhibits listed on the accompanying Exhibit Index, page 7, are filed as part of this Report.

                                 SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  TOYOTA AUTO RECEIVABLES 1999-A OWNER TRUST


                                  BY:  TOYOTA MOTOR CREDIT CORPORATION,
                                       AS SERVICER



Date:  December 23, 1999            By:          /S/ GEORGE E. BORST
                                       ---------------------------------------
                                                     George E. Borst
                                                 Senior Vice President
                                                  and General Manager
                                             (Principal Executive Officer)





SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Note holders during the period covered by this report and the registrant does not intend to furnish such materials to Note holders subsequent to the filing of this report.

                                EXHIBIT INDEX





Exhibit                                                             Method
Number      Description                                            of Filing
-------     -----------                                            ---------

 20(a)      Report of Independent Accountants on Compliance         Filed
            with Specified Retail Receivable Servicing Standards   Herewith
            and Related Exhibits


 20(b)      Annual Statement as to Compliance                       Filed
                                                                   Herewith

 20(c)      Aggregate Monthly Report Information                    Filed
                                                                   Herewith