Form 10-K
period 2000-09-30
TOYOTA MOTOR CREDIT RECEIVABLES CORP
filed 2000-12-22
CIK 908599

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION PRIVATE
                           Washington, D.C. 20549

                                 FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the period June 27, 2000 (date of formation) to September 30, 2000
                     --------------------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from                  to
                                      ---------------    ----------------
Commission file number:  333-76505
                         ---------

               TOYOTA AUTO RECEIVABLES 2000-A OWNER TRUST
               ------------------------------------------
          (Exact name of registrant as specified in its charter)

               California                                  33-0593804
-------------------------------------                  ------------------
    State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization                      Identification No.)

Toyota Motor Credit Receivables Corporation
        19001 South Western Avenue
           Torrance, California                              90509
-------------------------------------------            ------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (310) 468-1310
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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant is a trust with no voting securities outstanding.
                         Exhibit Index is on Page 7.
                                 Page 1 of 7

This Annual Report on Form 10-K is filed by Toyota Motor Credit Receivables Corporation ("TMCRC") on behalf of the Toyota Auto Receivables 2000-A Owner Trust (the "Trust") pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended. This Annual Report on Form 10-K omits responses or responds in a modified fashion to certain Items required by Form 10-K in accordance with the responses of the Office of Chief Counsel, Division of Corporation Finance of the Securities and Exchange Commission, contained in a letter dated November 5, 1993 and made orally to Toyota Motor Credit Corporation's ("TMCC's") counsel in response to TMCC's requests for exemptive relief from such reporting requirements.


PART I


ITEM 1.   BUSINESS.

Omitted.


ITEM 2.   PROPERTIES.

The Trust was formed on June 27, 2000 pursuant to a Trust Agreement (the "Agreement"), dated as of June 1, 2000, among TMCRC as seller (the "Seller"), TMCC as servicer (the "Servicer"), and U.S. Bank National Association as trustee (the "Trustee"). Pursuant to an Indenture executed in conjunction with the Agreement, the Trust issued asset-backed notes (the "Notes") representing undivided fractional ownership interests in the Trust. The Notes consist of four classes of senior notes (the "Class A-1 6.83375% Notes", "Class A-2 7.12000% Notes", "Class A-3 7.18000% Notes" and "Class A-4 7.21000% Notes").
The Notes were registered and publicly offered and sold. The Trust also issued a fractional undivided interest in certificated form (the "subordinated seller's interest"). The subordinated seller's interest was retained by the Seller.

The assets of the Trust primarily include a pool of retail installment sales contracts (the "Receivables"), secured by new and used Toyota and Lexus and other vehicles. The Trust's business activities include acquiring and holding the assets of the Trust, issuing the Notes and distributing proceeds to the Note holders.

The following tables set forth information relating to Trust asset delinquency as of September 30, 2000 and net losses for the period from June 1, 2000 through September 30, 2000:

                                                   September 30, 2000
                                               --------------------------
                                                               Aggregate
                                               Contracts        Balances
                                               ---------      -----------

          Delinquent Contracts:

          (i)    31-60 Days Delinquent             1,875      $24,021,111
          (ii)   61-90 Days Delinquent               238       $3,132,748
          (iii)  Over 90 Days Delinquent             168       $2,202,451


                                                   September 30, 2000
                                               --------------------------
                                                  % of           % of
                                                               Aggregate
                                                Contracts       Balances
                                               Outstanding    Outstanding
                                               -----------    -----------
          Delinquency Rates:

          (i)   31-60 Days Delinquent                2.03%          1.85%
          (ii)  61-90 Days Delinquent                0.26%          0.24%
          (iii) Over 90 Days Delinquent              0.18%          0.17%


                                                     Period Ending
                                                   September 30, 2000
                                               --------------------------
                                               Contracts         Amount
                                               ---------       ----------

          Aggregate Net Losses:                      168        $669,153


ITEM 3.   LEGAL PROCEEDINGS.

There is nothing to report with regard to this item.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There is nothing to report with regard to this item.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

The holder of record of all Notes as of September 30, 2000, was Cede & Co., the nominee of The Depository Trust Company ("DTC") in the United States. Direct participants active in the DTC system include Morgan Guaranty Trust Company of New York, Brussels & Belgium, as the nominee of the Euroclear System in Europe and Asia, Citibank N.A., as the nominee of Cedel Bank in Europe and Asia, and securities brokers and dealers, banks, trust companies and clearing corporations. The Notes are not listed on any securities exchange.

The Toyota Auto Receivables 2000-A Owner Trust issued and publicly offered the following four classes of securities covered by Registration Statement
No. 333-76505 (declared effective July 9, 1999): $374,106,000 aggregate principal amount of 6.83375% Asset Backed Notes, Class A-1, $305,000,000 aggregate principal amount of 7.12000% Asset Backed Notes, Class A-2, $523,000,000 aggregate principal amount of 7.1880% Asset Backed Notes, Class A-3, $277,079,000 aggregate principal amount of 7.21000% Asset Backed Notes, Class A-4 pursuant to the Indenture. The aggregate offering prices of Class A-1, Class A-2, Class A-3, and Class A-4 Notes, expenses incurred and underwriting discounts, fees and commissions paid by the issuer through the date hereof (all of which were paid to unaffiliated third party service providers) are all as disclosed in the related Prospectus and Registration Statement.

Subject to the terms and conditions of the Underwriting Agreement relating to the Notes, TMCRC sold the principal amount of all Notes to Merrill Lynch, Pierce, Fenner and Smith Incorporated, Morgan Stanley & Co. Incorporated, Chase Securities Inc., Deutsch Bank Securities Inc., Goldman Sachs & Co., Lehman Brothers Inc., and Salomon Smith Barney, Inc. The offering has terminated and all of the Notes have been sold.

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




                                  TOYOTA AUTO RECEIVABLES 2000-A OWNER TRUST


                                  BY:  TOYOTA MOTOR CREDIT CORPORATION,
                                       AS SERVICER



Date:  December 22, 2000            By:          /S/ GEORGE E. BORST
                                       ---------------------------------------
                                                     George E. Borst
                                                      President and
                                                 Chief Executive Officer
                                              (Principal Executive Officer)





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