Form 10-K
period 2001-03-31
TOYOTA MOTOR CREDIT RECEIVABLES CORP
filed 2001-06-28
CIK 908599

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION PRIVATE
                           Washington, D.C. 20549

                                 FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the period         September 1, 2000 to March 31, 2001
                     ----------------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from                  to
                                      ---------------    ----------------
Commission file number:  333-41568 and 333-76505
                         -----------------------

               TOYOTA AUTO RECEIVABLES 2000-B OWNER TRUST
               ------------------------------------------
          (Exact name of registrant as specified in its charter)

               California                                  33-0593804
-------------------------------------                  ------------------
    State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization                      Identification No.)

Toyota Motor Credit Receivables Corporation
        19001 South Western Avenue
           Torrance, California                              90509
-------------------------------------------            ------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (310) 468-7332
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

This Annual Report on Form 10-K is filed by Toyota Motor Credit Receivables Corporation ("TMCRC") on behalf of the Toyota Auto Receivables 2000-B Owner Trust (the "Trust") pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended. This Annual Report on Form 10-K omits responses or responds in a modified fashion to certain Items required by Form 10-K in accordance with the responses of the Office of Chief Counsel, Division of Corporation Finance of the Securities and Exchange Commission, contained in a letter dated November 5, 1993 and made orally to Toyota Motor Credit Corporation's ("TMCC's") counsel in response to TMCC's requests for exemptive relief from such reporting requirements.


PART I


ITEM 1.   BUSINESS.

Omitted.


ITEM 2.   PROPERTIES.

The Trust was created pursuant to a Trust Agreement dated as of July 18, 2000, among TMCRC as depositor (the "Depositor"), and U.S. Bank Trust National Association as owner trustee (the "Owner Trustee") and U.S. Bank Trust National Association, as Delaware Co-Trustee (the "Co-Trustee"), as amended and restated pursuant to an Amended and Restated Trust Agreement dated as of September 1, 2000 among the Depositor, the Owner Trustee and the Delaware Trustee. Pursuant to an Indenture executed in conjunction with the Agreement, the Trust issued asset-backed notes (the "Notes") representing undivided fractional ownership interests in the Trust. The Notes consist of four classes of senior notes (the "Class A-1 6.6600% Notes", "Class A-2 6.7500% Notes", "Class A-3 6.7600% Notes"
and "Class A-4 6.8000% Notes"). Only the "Class A-2", "Class A-3", and "Class A-4" Notes were registered and publicly offered and sold. The Trust also issued a fractional undivided interest in certificated form (the "subordinated seller's interest"). The subordinated seller's interest was retained by the Seller. The offering of the Notes closed on October 11, 2000.

The assets of the Trust primarily include a pool of retail installment sales contracts (the "Receivables"), secured by new and used Toyota and Lexus and other vehicles. The Trust's business activities include acquiring and holding the assets of the Trust, issuing the Notes and distributing proceeds to the Note holders.

The following tables set forth information relating to Trust asset delinquency as of March 31, 2001 and net losses for the six months ended March 31, 2001:

                                                     March 31, 2001
                                               --------------------------
                                                               Aggregate
                                               Contracts        Balances
                                               ---------      -----------

          Delinquent Contracts:

          (i)    31-60 Days Delinquent             1,935      $24,670,671
          (ii)   61-90 Days Delinquent               151       $2,063,623
          (iii)  Over 90 Days Delinquent             194       $2,657,787


                                                     March 31, 2001
                                               --------------------------
                                                  % of           % of
                                                               Aggregate
                                                Contracts       Balances
                                               Outstanding    Outstanding
                                               -----------    -----------
          Delinquency Rates:

          (i)   31-60 Days Delinquent                2.06%          2.24%
          (ii)  61-90 Days Delinquent                0.16%          0.19%
          (iii) Over 90 Days Delinquent              0.21%          0.24%


                                                     Period Ending
                                                    March 31, 2001
                                               --------------------------
                                               Contracts         Amount
                                               ---------       ----------

          Aggregate Net Losses:                      404       $1,747,282


ITEM 3.   LEGAL PROCEEDINGS.

There is nothing to report with regard to this item.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There is nothing to report with regard to this item.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

The holder of record of all offered Notes as of March 31, 2001, was Cede & Co., the nominee of The Depository Trust Company ("DTC") in the United States. Direct participants active in the DTC system include Euroclear Bank S.A./N.V., as operator of the Euroclear System, Clearstream Banking, societe anonyme, and securities brokers and dealers, banks, trust companies and clearing corporations. The Notes are not listed on any securities exchange.

The Toyota Auto Receivables 2000-B Owner Trust issued and publicly offered the following three classes of securities covered by Registration Statement
No. 333-41568 (declared effective August 9, 2000): $359,000,000 aggregate principal amount of 6.7500% Asset Backed Notes, Class A-2, $342,000,000 aggregate principal amount of 6.7600% Asset Backed Notes, Class A-3, $209,038,000 aggregate principal amount of 6.8000% Asset Backed Notes, Class A-4 pursuant to the Indenture. In addition, the Toyota Auto Receivables 2000-B Owner Trust sold directly to affiliates of Merrill Lynch, Pierce Fenner & Smith Incorporated $70,000,000 of Class A-2 Notes and $65,000,000 of Class A-3
Notes. The aggregate offering prices of Class A-2, Class A-3, and Class A-4 Notes, expenses incurred and underwriting discounts, fees and commissions paid by the issuer through the date hereof (all of which were paid to unaffiliated third party service providers) are all as disclosed in the related Prospectus and Registration Statement.

Subject to the terms and conditions of the Underwriting Agreement relating to the offered Notes, TMCRC sold the principal amount of the offered Notes to Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Chase Securities Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated, and Salomon Smith Barney, Inc. The offering has terminated and all of the Notes have been sold.

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

(a)   Exhibits

The exhibits listed on the accompanying Exhibit Index, page 7, are filed as part of this Report.

(b)   Reports on Form 8-K

The following reports on Form 8-K contain monthly Servicer's Certificates prepared by TMCC and were filed during the six months ended March 31, 2001:

Date of Report
-----------------
October 31, 2000
November 30, 2000
December 20, 2000
January 26, 2001
February 28, 2001
March 30, 2001

The following Form 8-K which was filed during the six months ended March 31, 2001 contains the underwriting agreement and basic governing documents:

Date of Report
-----------------
October 26, 2000

                                 SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  TOYOTA AUTO RECEIVABLES 2000-B OWNER TRUST


                                  BY:  TOYOTA MOTOR CREDIT CORPORATION,
                                       AS SERVICER



Date:  June 28, 2001                By:          /S/ GEORGE E. BORST
                                       ---------------------------------------
                                                     George E. Borst
                                                      President and
                                                 Chief Executive Officer
                                              (Principal Executive Officer)





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