Form 10-K
period 2001-03-31
TOYOTA MOTOR CREDIT RECEIVABLES CORP
filed 2001-06-28
CIK 908599

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION PRIVATE
                           Washington, D.C. 20549

                                 FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the period January 1, 2001 (date of formation) to March 31, 2001
                     --------------------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from                  to
                                      ---------------    ----------------
Commission file number:  333-41568
                         ---------

               TOYOTA AUTO RECEIVABLES 2001-A OWNER TRUST
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

This Annual Report on Form 10-K is filed by Toyota Motor Credit Receivables Corporation ("TMCRC") on behalf of the Toyota Auto Receivables 2001-A Owner Trust (the "Trust") pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended. This Annual Report on Form 10-K omits responses or responds in a modified fashion to certain Items required by Form 10-K in accordance with the responses of the Office of Chief Counsel, Division of Corporation Finance of the Securities and Exchange Commission, contained in a letter dated November 5, 1993 and made orally to Toyota Motor Credit Corporation's ("TMCC's") counsel in response to TMCC's requests for exemptive relief from such reporting requirements.


PART I


ITEM 1.   BUSINESS.

Omitted.


ITEM 2.   PROPERTIES.

The Trust was created pursuant to a Trust Agreement dated as of December 15, 2000, between TMCRC as a depositor (the "Depositor") and First Union Trust Company, National Association, as trustee ("First Union"), as amended and restated by an Amended and Restated Trust Agreement dated as of January 1, 2001, among the Depositor, First Union Bank, as the former Trustee, U.S. Bank Trust National Association, as owner trustee (the "Owner Trustee") and U.S. Bank Trust National Association, as Delaware Co-trustee (the "Delaware Co-Trustee") and the Second Amended and Restated Trust Agreement dated as of January 1, 2001 (as so amended, the "Trust Agreement") among the Depositor, the Owner Trustee and the Delaware Co-Trustee. Pursuant to an Indenture executed in conjunction with the Agreement, the Trust issued asset-backed notes (the "Notes") representing undivided fractional ownership interests in the Trust. The Notes consist of four classes of senior notes (the "Class A-1 5.6130% Notes", "Class A-2 5.3800% Notes", "Class A-3 Adjustable Rate Notes" and "Class A-4 Adjustable Rate Notes"). Only the Class A-2, Class A-3 and Class A-4 Notes were registered and publicly offered and sold. The Trust also issued a fractional undivided interest in certificated form (the "subordinated seller's interest"). The subordinated seller's interest was retained by the Seller.

The assets of the Trust primarily include a pool of retail installment sales contracts (the "Receivables"), secured by new and used Toyota and Lexus and other vehicles. The Trust's business activities include acquiring and holding the assets of the Trust, issuing the Notes and distributing proceeds to the Note holders.

The following tables set forth information relating to Trust asset delinquency as of March 31, 2001 and net losses for the period from January 11, 2001 through March 31, 2001:

                                                     March 31, 2001
                                               --------------------------
                                                               Aggregate
                                               Contracts        Balances
                                               ---------      -----------

          Delinquent Contracts:

          (i)    31-60 Days Delinquent               934      $14,273,719
          (ii)   61-90 Days Delinquent                85       $1,515,605
          (iii)  Over 90 Days Delinquent              56         $913,971


                                                     March 31, 2001
                                               --------------------------
                                                  % of           % of
                                                               Aggregate
                                                Contracts       Balances
                                               Outstanding    Outstanding
                                               -----------    -----------
          Delinquency Rates:

          (i)   31-60 Days Delinquent                1.01%          1.05%
          (ii)  61-90 Days Delinquent                0.09%          0.11%
          (iii) Over 90 Days Delinquent              0.06%          0.07%


                                                      Period Ending
                                                     March 31, 2001
                                               --------------------------
                                               Contracts         Amount
                                               ---------       ----------

          Aggregate Net Losses:                       35        $144,530


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

The Toyota Auto Receivables 2001-A Owner Trust issued and publicly offered the following three classes of securities covered by Registration Statement
No. 333-41568 (declared effective August 9, 2000): $440,000,000 aggregate principal amount of 5.3800% Asset Backed Notes, Class A-2, $440,000,000 aggregate principal amount of Adjustable Rate Asset Backed Notes, Class A-3, $306,452,000 aggregate principal amount of Adjustable Rate Asset Backed Notes, Class A-4 pursuant to the Indenture. The aggregate offering prices of Class A-2, Class A-3, and Class A-4 Notes, expenses incurred and underwriting discounts, fees and commissions paid by the issuer through the date hereof (all of which were paid to unaffiliated third party service providers) are all as disclosed in the related Prospectus and Registration Statement.

Subject to the terms and conditions of the Underwriting Agreement relating to the offered Notes, TMCRC sold the principal amount of the offered Notes to Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated, J.P. Morgan Securities Inc., Lehman Brothers Inc., Morgan Stanley & Co. Incorporated, and Salomon Smith Barney, Inc. The offering has terminated and all of the Notes have been sold.

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

(b)   Reports on Form 8-K

The following reports on Form 8-K contain monthly Servicer's Certificates prepared by TMCC and were filed during the six months ended March 31, 2001:

Date of Report
-----------------
February 28, 2001
March 30, 2001

The following Form 8-K which was filed during the six months ended
March 31, 2001 contains the Term Sheet for the Toyota Auto Receivables 2001-A Owner Trust:

Date of Report
-----------------
January 11, 2001

The following reports on Form 8-K which were filed during the six months ended March 31, 2001 contain the basic governing documents:

Date of Report:
------------------
January 25, 2001
February 9, 2001

                                 SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  TOYOTA AUTO RECEIVABLES 2001-A OWNER TRUST


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